Form 10QSB
period 2001-04-30
MADRONA INTERNATIONAL INC
filed 2001-06-20
CIK 1080327

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-QSB


     Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

                For the quarterly period April 30,2001
                     Commission file number 0-32293

                    Madrona International, Inc.
             ----------------------------------------------
             (Name of Small Business Issuer in its Charter)

     5066 East 26th Drive, Bellingham, WA                          98226
 ----------------------------------------------               ----------
     (Address of Principal Executive Offices)                 (ZIP Code)


                                 (604) 687-7828
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)
           ------------------------------------------------
           (Issuer's Telephone Number, Including Area Code)

                         Not applicable
    --------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]        No  [ ]
     ---            ---

There were 5,630,000 shares of Common stock outstanding as of June 1, 2001.

                                                                               1

                                     PART I

Item 1. FINANCIAL STATEMENTS.


                           MADRONA INTERNATIONAL, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS

                            FOR THE SIX MONTHS ENDED

                              APRIL 30, 2001 & 2000

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




INDEPENDENT ACCOUNTANT'S REPORT                               F-1

CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Balance Sheets                                 F-2

  Consolidated Statements of Operations                       F-3

  Consolidated Statement of Changes in Stockholders Equity    F-4

  Consolidated Statements of Cash Flows                       F-5

  Notes to Consolidated Financial Statements                  F-6-8

                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          ( A Professional Corporation)


Armando C. Ibarra,
C.P.A.
Members of the California Society of
Armando Ibarra, Jr.,
C.P.A.
Certified Public Accountants




To the Board of Directors of
Madrona International, Inc.


We have reviewed the accompanying balance sheets of Madrona International, Inc. and subsidiary (collectively, the Company) as of April 30, 2001 and 2000, and the related statements of income, changes in stockholders' equity, and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Madrona International, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Our review was made for the purpose of expressing limited assurance that there are not material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.


ARMANDO C. IBARRA
----------------------------
Armando C. Ibarra, CPA


Chula Vista, CA
June 19, 2001
                                       F-1

                     MADRONA INTERNATIONAL, INC.
              (A Development Stage Company)
                           Balance Sheets

                                                                  Six Months Ended            Year Ended
                                                                      April 30,              October 31,
                                                                        2001                     2000
                                                                ----------------------     -----------------

Current Assets


      Cash                                                  $                   4,108  $             20,746
      Accounts receivable                                                       6,465                     0
      Inventory                                                                 7,558                 2,994

                                                                ----------------------     -----------------

Total Current Assets                                                           18,131                23,740

                                                                ----------------------     -----------------


Other Assets

      Organization costs (net)                                                    534                   534

                                                                ----------------------     -----------------

Total Other Assets                                                                534                   534

                                                                ----------------------     -----------------
      TOTAL ASSETS                                          $                  18,665  $             24,274

                                                                ======================     =================

Current Liabilities

      Accounts payable                                      $                     450  $                450

                                                                ----------------------     -----------------

Total Current Liabilities                                                         450                   450


Long-Term  Liabilities

      Loan from stockholders                                                        0                22,000

                                                                ----------------------     -----------------

Total Current Liabilities                                                           0                22,000

                                                                ----------------------     -----------------
      TOTAL LIABILITIES                                                           450                22,450

Stockholders' Equity

     Preferred stock, $.0001 par value authorized
      (20,000,000 shares authorized; none
        issued and outstanding.)                                                    0                     0
     Common stock $.0001 par value authorized
      (80,000,000 shares authorized; issued and outstanding : 6,380,000 and
       5,530,000 shares at April 30, 2001 and October 31, 2000,
       respectively.)                                                             638                   553
     Additional paid-in capital                                                42,362                17,447
     Deficit accumulated during the development stage                        (24,785)              (16,176)

                                                                ----------------------     -----------------

Total Stockholders' Equity                                                     18,215                 1,824

                                                                ----------------------     -----------------
       TOTAL LIABILITIES &
                            STOCKHOLDERS' EQUITY            $                  18,665  $             24,274


                                                                ======================     =================

                                       F2

           MADRONA INTERNATIONAL, INC.
          (A Development Stage Company)
             Statements of Operations

                                                                                                      November 18, 1999
                                         Six Months    Six Months    Three Months        Three Months     (Inception)
                                           Ended         Ended          Ended               Ended            through
                                          April 30,     April 30,      April 30,           April 30,         April 30,
                                            2001          2000           2001                2000              2001
                                         -----------   -----------  --------------     ---------------     --------
Revenues

    Revenues                           $        495   $     225    $         360     $         0   $        1,251

                                        ------------  ------------ ----------------  -------------------------------

    Total Revenues                              495         225              360               0            1,251

Cost of Good Sold

     Cost of good sold                          313         174              226               0              818

                                        ------------ -----------   --------------    ------------  ---------------

    Total Cost of Good Sold                     313         174              226               0              818

                                        ------------ -----------   --------------    ------------  ---------------
Gross Profit                                    182          51              134               0              433

General & Administrative Expenses             8,790       4,356            7,417           1,740           25,246

                                        ------------ -----------   --------------    ------------  ---------------

Operating Income                            (8,608)     (4,305)          (7,283)         (1,740)         (24,813)

Other Income

      Freight income                              0           0                0               0               25
      Interest income                             0           0                0               0                3

                                        ------------ -----------   --------------    ------------  ---------------

     Total Other Income                           0           0                0               0               28


Net Loss                               $    (8,608)  $   (4,305)   $      (7,283)    $    (1,740)  $      (24,785)

                                        ============ ===========   ==============    ============  ===============


Basic loss per share                   $   (0.0015)  $  (0.0008)   $     (0.0013)   $    (0.0003)

                                        ============ ============   ===============    =============

Weighted average number of
  common shares outstanding               5,750,166   5,320,110         5,774,382         5,483,333

                                       F3

                              (A Development Stage Company)
                      Statement of Changes in Stockholders' Equity
                From November 18, 1999 (Inception) through April 30, 2001


                                              --------------------------------- ------------------------------------------------

                                                                                                  Deficit
                                                                                                Accumulated
                                                 Common             Common          Additional    During             Total
                                                  Stock             Stock            Paid In    Development
                                                                    Amount           Capital       Stage

-------------------------------------------------------------------------------------------------------------------------------
Stock issued for cash on November 18,
1999 @ $0.0001 per share                            5,000,000          500               500            0             1,000

Stock issued from sale of private
placement on March 31, 1999
 @  $0.0001 per share                                 130,000           13            12,987            0            13,000

Net loss, November 18, 1998 (inception)
to October  31, 1999                                                                              (6,034)           (6,034)


------------------------------------------------------------- ------------ ----------------- ------------ -----------------
Balance,  October  31, 1999                         5,130,000          513            13,487      (6,034)             7,966
=========================================== ================== ============ ================= ============ =================

Stock issued from sale of private
placement on January 18, 2000
 @  $0.0001 per share                                 200,000           20             1,980            0             2,000

Stock issued from sale of private
placement on February 22, 2000
 @  $0.0001 per share                                 200,000           20             1,980            0             2,000


Net loss,  October  31, 2000                                                                     (10,142)          (10,142)


------------------------------------------------------------- ------------ ----------------- ------------ -----------------
Balance,  October  31, 2000                         5,530,000          553            17,447     (16,176)             1,824
=========================================== ================== ============ ================= ============ =================

Stock issued from sale of private
placement on November 1, 2000
 @  $0.0001 per share                                 100,000           10             9,990            0            10,000

Net loss,  January  31, 2001                                                                      (1,325)           (1,325)


------------------------------------------------------------- ------------ ----------------- ------------ -----------------
Balance,  January  31, 2001                         5,630,000          563            27,437     (17,501)            10,499
=========================================== ================== ============ ================= ============ =================

Stock issued from sale of private
placement on April 2, 2001
 @  $0.0001 per share                                 750,000           75            14,925            0            15,000

Net loss,  April 30, 2001                                                                         (7,283)           (7,283)


------------------------------------------------------------- ------------ ----------------- ------------ -----------------

Balance,  April 30, 2001                            6,380,000          638            42,362     (24,785)            18,215
=========================================== ================== ============ ================= ============ =================



                                       F4

               MADRONA INTERNATIONAL, INC.
              (A Development Stage Company)
                 Statements of Cash Flows

                                                                                                              November 18, 1999
                                                   Six Months     Six Months    Three Months  Three Months         (Inception)
                                                      Ended          Ended          Ended         Ended              through
                                                    April 30,      April 30,      April 30,     April 30,           April 30,
                                                      2001           2000           2001          2000                2001
                                                 --------------  ------------- -------------- -------------  ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES

    Operating loss                             $ (8,608)          $   (4,305)  $     (7,283)  $    (1,740)   $    (24,784)
    Amortization                                       0                   23              0             0             305
    (Increase) in accounts receivable            (6,465)                (500)        (3,213)         (500)         (6,465)
    Decrease/(increase) in inventory             (4,564)                  174        (4,651)             0         (7,558)
    (Increase) organization costs                      0                    0              0             0           (839)
    Increase/(decrease) in accounts payable     (22,000)                  500              0           500             450

                                              -----------        ------------- -------------- -------------  --------------

     Net cash (used) by operating activities    (41,638)              (4,108)       (15,148)       (1,740)        (38,892)


CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash used by investing activities             0                    0              0             0               0

CASH FLOWS FROM FINANCING ACTIVITIES

     Common stock                                     85                   40             75            20             638
     Additional paid-in capital                   24,915                3,960         14,925         1,980          42,362

                                              -----------        ------------- -------------- -------------  --------------

     Net cash provided by financing activities    25,000                4,000         15,000         2,000          43,000


                                              -----------        ------------- -------------- -------------  --------------

    Net (decrease)/ increase in cash            (16,638)                (108)          (148)           260           4,108

    Cash at beginning of period                   20,746                4,267          4,256         3,899               0

                                              -----------        ------------- -------------- -------------  --------------

    Cash at end of period                     $    4,108           $    4,159   $      4,108  $      4,159   $       4,108


                                       F5

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY


The Company was organized November 18, 1998, under the laws of the State of Delaware, as Madrona International Inc. The Company has no significant revenues and in accordance with SFAS #7, the Company is considered a development stage company.

         The Company is entering the business of selling "specialty" golf balls and is in the process of setting up a web site to market the products. In October 1999 the Company purchased all of the outstanding stock of Atomic Golf Ball, Inc. (AGB) making AGB a wholly owned subsidiary of the Company. AGB is in the business of selling specialty golf balls.

         On November 18, 1998, the Company issued 5,000,000 shares of its $0.0001 par value common stock for cash of $1,000.00.

         On March 31, 1999, the Company completed a public offering that was offered without registration under the Securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by section 4(2) and 3(b) of the Securities Act and Regulation D promulgated thereunder. The Company sold 130,000 shares of common stock at a price of $0.10 per share for a total amount raised of $13,000.

         On January 18, 2000 the Company issued 200,000 shares of its $0.0001 par value common stock for cash of $2,000.00.

         On February 22, 2000, the Company issued 200,000 shares of its $0.0001 par value common stock for cash of $2,000.00.

         On November 1, 2000, the Company issued 100,000 shares of its $0.0001 par value common stock for conversion of the $10,000.00 shareholder loan.


               NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company is using the accrual method of accounting to prepare and present financial statements in accordance with generally accepted accounting principles.


         NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Atomic Golf Ball, Inc. All significant inter-company transactions and balances have been eliminated.

Income Taxes

                                       F6

The Company accounts for taxes using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Basic Loss per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supercedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective November 18, 1998.


Amortization

Amortization of the organization costs is computed using the straight-line method over five years.


Inventory

Inventories are materials related to the Company's marketing and selling of golf balls through its subsidiary. All inventory items are stated at the lower of cost (first-in, first-out) or market value.


Revenue recognition

The Company recognizes sales of its products when the products are shipped to customers.


         NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Cost of Goods Sold

The Company records all costs associated with the production, packaging, and shipping of the products sold as cost of goods sold. All other expenses are classified as general and administrative expenses.

                                       F7

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affects the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


                          NOTE 3 - BUSINESS COMBINATION

In October 1999 the Company purchased 5,000,000 shares or 100% of the outstanding stock of Atomic Golf Ball, Inc. (the subsidiary) for $500. The transaction was accounted for by the purchase method of accounting for business combinations.


NOTE 4 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not had any significant revenue. Without realization of additional capital, or a significant increase in revenue, it would be unlikely for the Company to continue as a going concern.


NOTE 5 - RELATED PARTY TRANSACTION

The Company neither owns nor leases any real or personal property. A director provides office services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


NOTE 6 - INCOME TAXES

As of October 31, 2000 the Company has net operating loss carryforwards for federal income tax purposes which expire through 2014. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of future taxable income is uncertain, the Company recorded a valuation allowance.

Deferred tax assets:
   Net operating loss carryforwards          $ 16,076
   Valuation Allowance                        (16,076)

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 Certain Forward-Looking Information

Information provided in this Form 10QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but notlimited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing g needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission.



COMPARISON OF QUARTER ENDED APRIL 30, 2001 WITH QUARTER ENDED APRIL 30, 2000

Revenues for 2001 were $360 and compared with $0 in 2000. General & Adminisstrative Expenses were $7,417 in 2001 and $1,740 in 2000. Net loss in 2001 was $7,283 as against $1,740 in fiscal 2000.

The company had Total Assets of $18,005 at April 30, 2001 as compared to $24,774 at April 30, 2000. This decrease was do to loss on operations.

General

Madrona International, Inc. ("the Company") was incorporated in the State of Delaware on November 18, 1998. The Company is in the business of marketing the atomic golf ball through its wholly owned subsidiary Atomic Golf Ball, Inc. (Atomic"). In October of 1999 the Company purchased 5,000,000 shares or 100% of the outstanding stock of Atomic from an unaffiliated party for $500.



The Issuer has acquired the rights to market this product from Kyle Investments, Inc. and has assigned the rights to its wholly owned subsidiary, Atomic.

Mission

Madrona's mission is to create profits by selling atomic golf balls to distributors and the general public through its web site
"www.atomicgolfball.com" as well as through print advertising, television informationals, radio spot ads and word of mouth promotion.

Product

The atomic golf ball is a specially treated golf ball whose flight characteristics have been enhanced by treating the ball with an Impella Electron beam accelerator. The treatment causes the core of the ball to link atoms and appears to create more 'bounce' which according to the casual and unscientific tests performed on the atomic ball gives the ball more distance when hit with the club. The longer the drive the more distance seems to be added with the atomic ball. This conclusion was drawn by the golf pros asked to try the ball. In all cases the atomic ball appeared to go further. Continued usage has seemed to shown the atomic ball goes about 10% farther than an ordinary ball. The atomic golf ball was first developed by scientists at Atomic Energy Canada Ltd.'s Manitoba facility as a novelty to publicize the Electron Beam Accelerators being manufactured and sold by AECL.

The atomic golf ball has not been tested by the PGA, the USGA or any other association. The Company does not expect to have the ball tested. The Atomic Golf ball is considered a novelty item and the company does not choose at this time to do battle with major ball manufacturers in the market place. The Company's niche is its own "processed" specialty ball.

Kyle Investments, Inc. brought the idea to Atomic and Atomic agreed to take the idea and develop it. Kyle has assigned all and whatever rights it has to the concept to Atomic for one dollar and other good and valuable consideration.
The principal of Kyle is a major shareholder of Madrona International Inc.

Atomic Energy Canada Ltd. is a Crown corporation of the Government of Canada. Scientists at the Crown agency developed the Atomic Golf Ball and used it to draw attention to the Impella electron Beam Accelerators that Atomic Energy Canada had developed and was trying to sell. The Agency gave away thousands of balls and treated thousands more for golfers who sent their balls in to be treated. Atomic Energy Canada has no relationship to the Company.


Manufacturing

The Company starts with a high grade ball from a major manufacturer such as Spalding and has the balls produced with the Atomic Golf Ball logo. The original manufacturer's label remains on the treated ball as well. The balls are then treated in an Impella Electron Beam Accelerator in a contractual arrangement with Iotron Engineering Ltd. which owns an Impella Electron Beam Accelerator. For the first year Madrona had an exclusive contract that provided that Iotron would not treat golf balls for anyone else. The agreement was subject to a minimum volume of balls. Madrona did not meet the minimum requirements in its first year and therefore the exclusivity is technically gone. Iotron has not given notice to Madrona that the contract is dead and Madrona has not attempted to re-negotiate the exclusive nature of the contract. Iotron stands ready to treat golf balls for Madrona at any time and in fact has just treated another 400 dozen, which balls are on Iotron's premises awaiting delivery.

Madrona does not have any long term contractual arrangements with Spalding or any other manufacturer. Generally, any manufacturer will sell its golf balls to whomever wants to buy them and for a fee will put that purchaser's (e.g. Atomic's ) logo on the balls. The company is also investigating having golf balls produced outside North America, which balls would bear only the "Atomic"

logo. In the future if sales volume warrants, the Company may consider having balls produced with just the Company's logo and design its own packaging. At this time the Company's sales volume does not warrant such arrangements. The balls are boxed in original packaging from the manufacturer and the company adds inserts and labels before shipping to purchasers.

Atomic Golf Balls are distributed primarily through the Company's internet web site at "www.atomicgolfball.com" Other sales have been initiated by word of mouth. At this time, the Company has just completed a 60 second 'infomercial' for use on television broadcasting.

RISK FACTORS

1. Limited History of Operations. The Company was organized on November 18, 1998 and has had limited operations to date. Therefore its operations are subject to all of the risks inherent in new business enterprises. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the start up of new businesses and the competitive environment in which the Company will operate. The Company has had no significant revenues to date.

2. Time lapse to Operational Stage of the Company Operations therefore will depend upon the continued availability of investment capital to fully fund subsequent Projects. If operating revenues are insufficient to continue the Company's operations, additional funds would have to be raised through equity or debt financing. The Company has no commitments for any additional debt or equity financing and there can be no assurance that any such commitments will be obtained on favorable terms, if at all.

3. Competition. The Company will operate in a highly competitive environment. The Company will compete with retailers which have a history and experience the company does not have.

4. Dependence on Management. Because the Company is a new business and has no significant operating history, it will be heavily dependent upon the services and experiences of its officers. The loss of the service of any officer could adversely affect the conduct of the Company's business.

5. Industry and Economic Factors. The industry in which the Company expects to operate is subject to constant changes based upon changes in public taste as well as the condition of the general economy. Factors beyond the control of the Company or those on whom it intends to rely could cause the Company to fail.

6. Control of the Company. The Officers, Directors and Principal Shareholder Group own more than 50% of the Common Shares of the Company. Therefore, the Control Group will either control or significantly influence a voting control of the Company. Pursuant to the laws of Delaware, a majority of all shareholders entitled to vote an any regularly called shareholders meeting, may act, as a majority, without notice or meeting, giving notice to other shareholders only after such action may have been taken. While there are some limits upon this right of the majority, Investors should understand that Management commands a voting majority in control of the Company.

7. Dividends. The Company has paid no dividends on its Common Shares since its inception. The Company does not anticipate paying any dividends on its Common Stock until and unless such profit is realized and may not pay out any dividends thereafter.


8. Potential Conflicts of Interest. The Company's officer and only director may be associated with other firms, including others with material contractual relationships with this Issuer, and may become involved in a range of business activities. Due to these affiliations and the fact that some officers are expected to devote only a portion of their time to the business of the Company, there are potential inherent conflicts of interest in their acting as directors and as officers. The Company's officer and director is or may become an officer, director, controlling shareholder, partner or participant in other entities engaged in a variety of businesses. These existing and potential conflicts of interest are irreconcilable and could involve the participating officer/director in litigation brought by the Company's shareholders or by the shareholders of other entities with which the officer/ director is currently, or may become, affiliated. To help alleviate this position somewhat, Management has adopted a policy of full disclosure with respect to business transactions with any entity in which the officer/ director is affiliated, either directly or indirectly. An officer or director may continue any business activity in which such officer or director engaged prior to joining the Company.

9. Going Concern. As of April 30, 2001 the company had a stockholders' Equity of $10,215. The auditors have raised a "going concern" question on the quarterly financials for the quarter ended April 30, 2001.



                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings.

           None

Item 2.  Changes in Securities.

            None

Item 3.  Defaults Upon Senior Securities.

            None

Item 4.  Submission of Matters to a Vote of Security Holders.

            None

Item 5.  Other Information

            None

Item 6.   Exhibits and Reports on Form 8-K

         (a) (2)  Filed by reference; Form 10-SB filed February 5, 2001.
             (3)  Filed by reference; Form 10-SB filed February 5, 2001.
             (11) Statement re: Computation of per share earnings.

          (b)  There were no reports filed on Form 8-K

                             SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.

  MADRONA INTERNATIONAL, INC.


Dated: 6/19/2001

  LANA B. TURNER
-----------------
  LANA B. TURNER

  President