Form 10QSB/A
period 2001-04-30
MADRONA INTERNATIONAL INC
filed 2001-06-22
CIK 1080327

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-QSB/A


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

  Notes to Consolidated Financial Statements                  F-6-13

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


                                       F5

              Microsoft Word 10.0.2627;MADRONA INTERNATIONAL, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Period from November 18, 1999 (Inception)
                                to April 30, 2001


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

         On April 2, 2001, the Company issued 750,000 shares of its $0.0001 par value common stock for cash of $15,000.00


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company is using the accrual method of accounting to prepare and present financial statements in accordance with generally accepted accounting principles.

                                   F9
                                        9

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

                                   F10
                                        10

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


                                   F11
                                        11

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

Deferred tax assets:
   Net operating loss carryforwards          $ 16,076
   Valuation Allowance                        (16,076)
                                            ----------
   Net deferred tax assets                        -0-

                                   F12
                                        12

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